Form 10-Q
period 1996-09-30
SWIFT ENERGY INCOME PARTNERS 1987-D LTD
filed 1996-11-08
CIK 832872

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______________ to ______________

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

                                      None
               (Former name, former address and former fiscal yea
                         if changed since last report)


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

                                      INDEX




PART I.    FINANCIAL INFORMATION                                                                               PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                       3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                           4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                           5

            Notes to Financial Statements                                                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                         7

PART II.    OTHER INFORMATION                                                                                    9


SIGNATURES                                                                                                      10

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                                 BALANCE SHEETS

                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       ---------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,856       $        1,746
              Oil and gas sales receivable                                                    264,324              210,284
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       266,180              212,030
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               1,926                8,448
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   10,886,800           10,890,387
         Less-Accumulated depreciation, depletion
              and amortization                                                             (8,663,239)          (8,298,417)
                                                                                       ---------------      ---------------
                                                                                            2,223,561            2,591,970
                                                                                       ---------------      ---------------
                                                                                       $    2,491,667       $    2,812,448
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      335,996       $      485,508
              Current portion of note payable                                                      --               21,421
                                                                                       ---------------      ---------------
                   Total Current Liabilities                                                  335,996              506,929
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     18,011               19,346

         Partners' Capital                                                                  2,137,660            2,286,173
                                                                                       ---------------      ---------------
                                                                                       $    2,491,667       $    2,812,448
                                                                                       ==============       ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                              --------------------------------   ---------------------------------
                                                      1996            1995              1996             1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       274,570   $       218,579  $       809,915   $       687,090
   Interest income                                         23                41               74               117
   Other                                                2,869             2,814           10,566            10,909
                                              ---------------   ---------------  ---------------   ---------------
                                                      277,462           221,434          820,555           698,116
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     89,866            79,771          263,011           266,962
   Production taxes                                    10,246            12,457           34,078            37,245
   Depreciation, depletion
     and amortization -
       Normal provision                                81,578           100,353          242,593           301,919
       Additional provision                           122,229            48,421          122,229            48,421
   General and administrative                          27,871            45,097           91,760            96,291
   Interest expense                                     2,299             5,278           12,568            14,484
                                              ---------------   ---------------  ---------------   ---------------
                                                      334,089           291,377          766,239           765,322
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (56,627)  $       (69,943) $        54,316   $       (67,206)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.49)  $          (.61) $           .47   $          (.59)
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                               ----------------------------------------
                                                                                       1996                  1995
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       54,316          $       (67,206)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         364,822                  350,340
      Change in gas imbalance receivable
          and deferred revenues                                                          5,187                      297
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            (54,040)                   3,957
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (149,510)                  37,004
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     220,775                  324,392
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (63,186)                 (70,323)
    Proceeds from sales of oil and gas properties                                       66,773                       --
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                       3,587                  (70,323)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (202,829)                (189,556)
    Payments on note payable                                                           (21,423)                 (64,268)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (224,252)                (253,824)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       110                      245
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,746                    1,342
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,856          $         1,587
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $       13,107          $         6,303
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

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $55,991 or 26 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 48 percent or $.80/MCF and in oil prices of 45 percent or $6.32/BBL had a significant impact on partnership performance. Current quarter oil and gas production decreased 29 percent and 39 percent, respectively, when compared to third quarter 1995 production volumes, partially offsetting the increased revenues from the increased gas and oil prices.

      Associated depreciation expense decreased 19 percent or $18,775.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1996 and 1995 for $122,229 and $48,421, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $122,825 or 18 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 46 percent or $.76/MCF and in oil prices of 23 percent or $3.32/BBL were major contributing factors to the increased revenues for the period. Also, current period gas and oil production decreased 19 percent and 25 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 20 percent or $59,326.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1996 and 1995 for $122,229 and $48,421, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

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


                                               SWIFT ENERGY INCOME
                                               PARTNERS 1987-D, LTD.
                                               (Registrant)

                                        By:    SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996                 By:    /s/ John R. Alden
       ----------------                        ------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996                 By:    /s/ Alton D. Heckaman, Jr.
       ----------------                        ---------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer