Form 10-Q
period 1997-03-31
SWIFT ENERGY INCOME PARTNERS 1987-D LTD
filed 1997-05-12
CIK 832872

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to ________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX




PART I.    FINANCIAL INFORMATION                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                 3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996    4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996    5

            Notes to Financial Statements                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               7

PART II.    OTHER INFORMATION                                          8


SIGNATURES                                                             9

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                                 BALANCE SHEETS


                                                                                           March 31,         December 31,
                                                                                             1997                1996
                                                                                       ---------------      --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,903       $        1,895
              Oil and gas sales receivable                                                    270,242              242,365
                                                                                       --------------       --------------
                   Total Current Assets                                                       272,145              244,260
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                               4,682                4,682
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                   10,891,989           10,876,589
         Less-Accumulated depreciation, depletion
              and amortization                                                             (8,813,680)          (8,733,373)
                                                                                       --------------       --------------
                                                                                            2,078,309            2,143,216
                                                                                       --------------       --------------
                                                                                       $    2,355,136       $    2,392,158
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      243,669       $      288,503
                                                                                       --------------       --------------

         Deferred Revenues                                                                     17,908               17,908

         Partners' Capital                                                                  2,093,559            2,085,747
                                                                                       --------------       --------------
                                                                                       $    2,355,136       $    2,392,158
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                 ---------------------------------
                                                                                       1997               1996
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       283,004   $       284,400
             Interest income                                                                   8                 8
             Other                                                                         1,834             3,099
                                                                                 ---------------   ---------------
                                                                                         284,846           287,507
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              77,326            87,663
             Production taxes                                                             12,762            12,355
             Depreciation, depletion
               and amortization                                                           80,307            77,006
             General and administrative                                                   30,702            31,485
             Interest expense                                                                658             6,090
                                                                                 ---------------   ---------------
                                                                                         201,755           214,599
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        83,091   $        72,908
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .73
                                               ==============
         March 31, 1996                       $           .64
                                              ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                ---------------------------------------
                                                                                       1997                    1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         83,091        $        72,908
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            80,307                 77,006
      Change in gas imbalance receivable
          and deferred revenues                                                               --                 (1,350)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              (27,877)               (61,761)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        (44,834)                28,508
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                        90,687                115,311
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (15,400)               (33,213)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (75,279)               (60,630)
    Payment on notes payable                                                                  --                (21,423)
                                                                                ----------------        ---------------
               Net cash provided by (used in) financing activities                       (75,279)               (82,053)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           8                     45
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,895                  1,746
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,903        $         1,791
                                                                                ================        ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $            658        $         6,629
                                                                                ================        ===============


                 See accompanying notes to financial statements

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

(3)  Vulnerability Due to Certain Concentrations -

                  The Partnership's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

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

Results of Operations

      Oil and gas sales declined a slight 1 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to decreased gas and oil production. Gas production decreased 22 percent and oil production declined 53 percent. The decrease in production had a significant impact on partnership performance. Production declines were partially offset by an increase in gas prices of 52 percent, or $1.22/MCF and in oil prices of 8 percent or $1.45/BBL when compared to first quarter 1996 prices.

      Associated depreciation expense decreased 4 percent or $3,301.

      The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $287,472. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


                                               SWIFT ENERGY INCOME
                                               PARTNERS 1987-D, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:     May 5, 1997               By:        /s/ John R. Alden
          -----------                          ---------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:     May 5, 1997               By:        /s/ Alton D. Heckaman, Jr.
          -----------                          ---------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer