Form 10-Q
period 1997-06-30
SWIFT ENERGY INCOME PARTNERS 1987-D LTD
filed 1997-08-11
CIK 832872

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

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

                                      INDEX




PART I.    FINANCIAL INFORMATION                                                               PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                            3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                 4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                 5

            Notes to Financial Statements                                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                         7

PART II.    OTHER INFORMATION                                                                    9


SIGNATURES                                                                                      10

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                                 BALANCE SHEETS


                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      344,977       $        1,895
              Oil and gas sales receivable                                                    168,959              242,365
                                                                                       --------------       --------------
                   Total Current Assets                                                       513,936              244,260
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                               4,214                4,682
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                   10,452,345           10,876,589
         Less-Accumulated depreciation, depletion
              and amortization                                                             (8,879,423)          (8,733,373)
                                                                                       --------------       --------------
                                                                                            1,572,922            2,143,216
                                                                                       --------------       --------------
                                                                                       $    2,091,072       $    2,392,158
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       86,295       $      288,503
                                                                                       --------------       --------------

         Deferred Revenues                                                                     18,326               17,908

         Partners' Capital                                                                  1,986,451            2,085,747
                                                                                       --------------       --------------
                                                                                       $    2,091,072       $    2,392,158
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                             June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997            1996               1997              1996
                                              ---------------   ---------------  --------------    ---------------
REVENUES:
   Oil and gas sales                          $       142,281   $       250,945  $       425,285   $       535,345
   Interest income                                      1,944                43            1,952                51
   Other                                                1,372             4,599            3,206             7,698
                                              ---------------   ---------------  ---------------   ---------------
                                                      145,597           255,587          430,443           543,094
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     59,874            85,482          137,199           173,145
   Production taxes                                     5,252            11,477           18,014            23,832
   Depreciation, depletion
     and amortization                                  65,743            84,009          146,050           161,015
   General and administrative                          28,132            32,406           58,835            63,891
   Interest expense                                        --             4,179              658            10,269
                                              ---------------   ---------------  ---------------   ---------------
                                                      159,001           217,553          360,756           432,152
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (13,404)  $        38,034  $        69,687   $       110,942
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.12)  $           .33  $           .61   $           .97
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                ---------------------------------------
                                                                                      1997                   1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       69,687          $       110,942
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         146,050                  161,015
      Change in gas imbalance receivable
          and deferred revenues                                                            886                    5,014
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             73,406                  (29,184)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (202,208)                (100,423)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                               87,821                  147,364
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (23,525)                 (49,907)
    Proceeds from sales of oil and gas properties                                      447,769                   48,465
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                              424,244                   (1,442)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (168,983)                (124,411)
    Payments on note payable                                                                --                  (21,423)
                                                                                --------------          ---------------
      Net cash provided by (used in) financing activities                             (168,983)                (145,834)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   343,082                       88
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,895                    1,746
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      344,977          $         1,834
                                                                                ==============         ================
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $          658          $        10,807
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Oil and gas sales declined $108,664 or 43 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 36 percent in gas production and 4 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 21 percent or $.54/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 22 percent or $18,266.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Oil and gas sales decreased $110,060 or 21 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 29 percent in gas production and 39 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 17 percent or $.40/MCF partially offset the production declines.

      Associated depreciation expense declined 9 percent or $14,965.

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


                                          SWIFT ENERGY INCOME
                                          PARTNERS 1987-D, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner


Date:     August 4, 1997       By:        /s/ John R. Alden
          --------------                  --------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1997       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  --------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer