Form 10-Q
period 1997-09-30
SWIFT ENERGY INCOME PARTNERS 1987-D LTD
filed 1997-11-07
CIK 832872

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to ___________________

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

                                      INDEX




PART I.    FINANCIAL INFORMATION                                                        PAGE
ITEM 1.    Financial Statements

  Balance Sheets

      - September 30, 1997 and December 31, 1996                                          3

  Statements of Operations

      - Three month and nine month periods ended September 30, 1997 and 1996              4

  Statements of Cash Flows

      - Nine month periods ended September 30, 1997 and 1996                              5

  Notes to Financial Statements                                                           6

ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                  7

PART II.    OTHER INFORMATION                                                             9


SIGNATURES                                                                               10

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      305,007       $        1,895
              Oil and gas sales receivable                                                    182,955              242,365
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       487,962              244,260
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               3,908                4,682
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   10,459,118           10,876,589
         Less-Accumulated depreciation, depletion
              and amortization                                                             (8,943,012)          (8,733,373)
                                                                                       ---------------      ---------------
                                                                                            1,516,106            2,143,216
                                                                                       ---------------      ---------------
                                                                                       $    2,007,976       $    2,392,158
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       69,638       $      288,503
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     19,421               17,908

         Partners' Capital                                                                  1,918,917            2,085,747
                                                                                       ---------------      ---------------
                                                                                       $    2,007,976       $    2,392,158
                                                                                       ===============      ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996             1997             1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       154,113   $       274,570  $       579,398   $       809,915
   Interest income                                      3,984                23            5,936                74
   Other                                                1,005             2,869            4,211            10,566
                                              ---------------   ---------------  ---------------   ---------------
                                                      159,102           277,462          589,545           820,555
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     42,859            89,866          180,058           263,011
   Production taxes                                     8,292            10,246           26,306            34,078
   Depreciation, depletion
     and amortization -
       Normal provision                                63,589            81,578          209,639           242,593
       Additional provision                                --           122,229               --           122,229
   General and administrative                          27,773            27,871           86,608            91,760
   Interest expense                                        --             2,299              658            12,568
                                              ---------------   ---------------  ---------------   ---------------
                                                      142,513           334,089          503,269           766,239
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        16,589   $       (56,627) $        86,276   $        54,316
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .14   $          (.49) $           .75   $           .47
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                              -----------------------------------------
                                                                                   1997                      1996
                                                                              ----------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       86,276          $        54,316
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         209,639                  364,822
      Change in gas imbalance receivable
          and deferred revenues                                                          2,287                    5,187
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             59,410                  (54,040)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (218,865)                (149,510)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     138,747                  220,775
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (30,298)                 (63,186)
    Proceeds from sales of oil and gas properties                                      447,769                   66,773
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     417,471                    3,587
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (253,106)                (202,829)
    Payments on note payable                                                                --                  (21,423)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (253,106)                (224,252)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   303,112                      110
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,895                    1,746
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      305,007          $         1,856
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $          658          $        13,107
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $120,457 or 44 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 21 percent in gas production and 25 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 32 percent or $6.50/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 22 percent or $17,989.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1996 for $122,229 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $230,517 or 28 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 27 percent in gas production and 35 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 11 percent or $.27/MCF partially offset the production declines.

      Associated depreciation expense declined 14 percent or $32,954.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1996 for $122,229 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                         SWIFT ENERGY INCOME
                                         PARTNERS 1987-D, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner


Date:  November 4, 1997       By:        /s/ John R. Alden
       ----------------                  --------------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:  November 4, 1997       By:        /s/ Alton D. Heckaman, Jr.
       ----------------                  --------------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer