Form 10-Q
period 1998-06-30
SWIFT ENERGY INCOME PARTNERS 1987-D LTD
filed 1998-08-13
CIK 832872

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

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

                                      INDEX




PART I.    FINANCIAL INFORMATION                                                         PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                     3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997          4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                          5

            Notes to Financial Statements                                                 6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                  7

PART II.    OTHER INFORMATION                                                             9


SIGNATURES                                                                               10

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      586,262       $      321,450
              Oil and gas sales receivable                                                    104,962              371,369
              Other                                                                             7,439                   --
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        698,663              692,819
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               3,226                3,582
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   10,193,656           10,387,781
         Less-Accumulated depreciation, depletion
              and amortization                                                             (9,074,488)          (8,996,785)
                                                                                       ---------------      ---------------
                                                                                            1,119,168            1,390,996
                                                                                       ---------------      ---------------
                                                                                       $    1,821,057       $    2,087,397
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       50,906       $      111,115
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     18,580               19,202

         Limited Partners' Capital (114,492.48 Limited Partnership Units;
                                   $100 per unit)                                           1,740,098            1,912,875
         General Partners' Capital                                                             11,473               44,205
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   1,751,571            1,957,080
                                                                                       ---------------      ---------------
                                                                                       $    1,821,057       $    2,087,397
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $        83,497   $       142,281  $       176,744   $       425,285
   Interest income                                      7,580             1,944           12,870             1,952
   Other                                                  901             1,372            1,790             3,206
                                              ---------------   ---------------  ---------------   ---------------
                                                       91,978           145,597          191,404           430,443
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     28,109            59,874           61,916           137,199
   Production taxes                                     3,617             5,252            6,883            18,014
   Depreciation, depletion
     and amortization                                  37,694            65,743           77,703           146,050
   General and administrative                          24,879            28,132           55,392            58,835
   Interest expense                                        --                --               --               658
                                              ---------------   ---------------  ---------------   ---------------
                                                       94,299           159,001          201,894           360,756
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (2,321)  $       (13,404) $       (10,490)  $        69,687
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.02)  $          (.12) $          (.09)  $           .61
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                    1998                      1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      (10,490)         $        69,687
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          77,703                  146,050
      Change in gas imbalance receivable
          and deferred revenues                                                           (266)                     886
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            266,407                   73,406
        (Increase) decrease in other current assets                                     (7,439)                      --
        Increase (decrease) in accounts payable                                        (60,209)                (202,208)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              265,706                   87,821
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (65,062)                 (23,525)
    Proceeds from sales of oil and gas properties                                      259,187                  447,769
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              194,125                  424,244
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (195,019)                (168,983)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   264,812                  343,082
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       321,450                    1,895
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      586,262          $       344,977
                                                                               ===============          ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $           658
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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $265,706 and $87,821 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $259,187 and $447,769 for the six months ended June 30, 1998 and 1997 respectively. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $195,019 and $168,983 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $58,784 or 41 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 44 percent and oil production declined 4 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 40 percent or $6.35/BBL further contributing to decreased revenues. Declines were partially offset by an increase in gas prices of 12 percent or $.23/MCF when compared to second quarter 1997 prices.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated depreciation expense decreased 43 percent or $28,049 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $248,541 or 58 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 28 percent or $.78/MCF and in oil prices of 45 percent or $7.81/BBL had a significant impact on partnership performance. Also, current period gas and oil production declined 44 percent and 20 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in the fourth quarter of 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes.

      Associated depreciation expense decreased 47 percent or $68,347 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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


                                        SWIFT ENERGY INCOME
                                        PARTNERS 1987-D, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:     August 4, 1998     By:        /s/ John R. Alden
          --------------                ---------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     August 4, 1998     By:        /s/ Alton D. Heckaman, Jr.
          --------------                ---------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer