Form 10-Q
period 1999-03-31
SWIFT ENERGY INCOME PARTNERS 1987-D LTD
filed 1999-05-10
CIK 832872

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX




PART I.    FINANCIAL INFORMATION                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                 3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998    4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998    5

            Notes to Financial Statements                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               8

PART II.    OTHER INFORMATION                                          9


SIGNATURES                                                            10

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                                 BALANCE SHEETS



                                                                                           March 31,          December 31,
                                                                                             1999                 1998
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      408,267       $      496,281
              Oil and gas sales receivable                                                    127,296               74,614
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        535,563              570,895
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               4,355                4,388
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   10,261,402           10,307,232
         Less-Accumulated depreciation, depletion
              and amortization                                                             (9,475,697)          (9,448,597)
                                                                                       ---------------      ---------------
                                                                                              785,705              858,635
                                                                                       ---------------      ---------------
                                                                                       $    1,325,623       $    1,433,918
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       57,085       $      103,690
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     17,675               17,920

         Limited Partners' Capital (114,492.48 Limited Partnership Units;
                                   $100 per unit)                                           1,249,939            1,308,241
         General Partners' Capital                                                                924                4,067
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   1,250,863            1,312,308
                                                                                       ---------------      ---------------
                                                                                       $    1,325,623       $    1,433,918
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                 ---------------------------------
                                                                                       1999               1998
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $        58,426   $        93,247
             Interest income                                                               5,463             5,290
             Other                                                                            --               890
                                                                                 ---------------   ---------------
                                                                                          63,889            99,427
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              23,628            33,807
             Production taxes                                                              2,943             3,266
             Depreciation, depletion
               and amortization                                                           27,100            40,009
             General and administrative                                                   34,722            30,514
                                                                                 ---------------   ---------------
                                                                                          88,393           107,596
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       (24,504)  $        (8,169)
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per unit

         March 31, 1999                       $          (.21)
                                                 ============
         March 31, 1998                       $          (.07)
                                                 ============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                ---------------------------------------
                                                                                       1999                    1998
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        (24,504)       $        (8,169)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            27,100                 40,009
      Change in gas imbalance receivable
          and deferred revenues                                                             (212)                   128
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              (52,682)               (38,627)
        (Increase) decrease in other current assets                                           --                 (5,290)
        Increase (decrease) in accounts payable                                          (46,605)               (32,038)
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                       (96,903)               (43,987)
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                   (2,204)                (2,155)
    Proceeds from sales of oil and gas properties                                         48,034                259,187
                                                                                  --------------         --------------
                Net cash provided by (used in) investing activities                       45,830                257,032
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (36,941)              (110,738)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (88,014)               102,307
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         496,281                321,450
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        408,267        $       423,757
                                                                                  ==============         ==============


                 See accompanying notes to financial statements

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

Liquidity and Capital Resources

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash used in operating activities totaled $(96,903) and $(43,987) for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $48,034 and $259,187 for the three months ended March 31, 1999 and 1998, respectively. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $36,941 and $110,738 for the three months ended March 31, 1999 and 1998, respectively.

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

Results of Operations

      Oil and gas sales declined $34,821 or 37 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased gas and oil production. Current quarter gas and oil production declined 30 percent, respectively, when compared to first quarter 1998 production volumes. The production decline was due to the partnership's sale of several properties in the first quarter of 1998. Gas prices declined slightly to an average $1.82/MCF and oil prices increased 9 percent or $.94 to an average $10.95/BBL for the quarter.

      Corresponding production costs per equivalent MCF remained flat in the first quarter of 1999 compared to the first quarter of 1998, however, total production costs decreased 28 percent, relating to the property sales in the first quarter of 1998.

Associated depreciation expense decreased 32 percent or $12,909 in 1999 compared to first quarter 1998, also related to the decline in production volumes.

      During 1999, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


Date:     May 5, 1999               By:        /s/ John R. Alden
          -----------                          ---------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:     May 5, 1999               By:        /s/ Alton D. Heckaman, Jr.
          -----------                          ---------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer