Form 10-Q
period 1999-06-30
SWIFT ENERGY INCOME PARTNERS 1987-D LTD
filed 1999-08-05
CIK 832872

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                      INDEX




PART I.    FINANCIAL INFORMATION                                                         PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1999 and December 31, 1998                                     3

            Statements of Operations

                - Three month and six month periods ended June 30, 1999 and 1998          4

            Statements of Cash Flows

                - Six month periods ended June 30, 1999 and 1998                          5

            Notes to Financial Statements                                                 6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                  8

PART II.    OTHER INFORMATION                                                            10


SIGNATURES                                                                               11

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                                 BALANCE SHEETS



                                                                                  June 30,            December 31,
                                                                                    1999                  1998
                                                                               ---------------       ---------------
                                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                               $        444,724      $        496,281
     Oil and gas sales receivable                                                      79,266                74,614
                                                                               ---------------       ---------------
          Total Current Assets                                                        523,990               570,895
                                                                               ---------------       ---------------

Gas Imbalance Receivable                                                                4,355                 4,388
                                                                               ---------------       ---------------

Oil and Gas Properties, using full cost
     accounting                                                                    10,245,695            10,307,232
Less-Accumulated depreciation, depletion
     and amortization                                                              (9,498,658)           (9,448,597)
                                                                               ---------------       ---------------
                                                                                      747,037               858,635
                                                                               ===============       ===============
                                                                             $      1,275,382      $      1,433,918
                                                                               ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                        $         42,764      $        103,690
                                                                               ---------------       ---------------

Deferred Revenues                                                                      17,675                17,920

Limited Partners' Capital (114,492.48 Limited Partnership
                          Units; $100 per unit)                                     1,212,551             1,308,241
General Partners' Capital                                                               2,392                 4,067
                                                                               ---------------       ---------------
          Total Partners' Capital                                                   1,214,943             1,312,308
                                                                               ===============       ===============
                                                                             $      1,275,382      $      1,433,918
                                                                               ===============       ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                             ---------------------------------        ---------------------------------
                                                 1999               1998                  1999               1998
                                             --------------     --------------        --------------     --------------
REVENUES:
     Oil and gas sales                    $         68,420    $        83,497      $        126,846   $        176,744
     Interest income                                 4,829              7,580                10,292             12,870
     Other                                              --                901                    --              1,790
                                             --------------     --------------        --------------     --------------
                                                    73,249             91,978               137,138            191,404
                                             --------------     --------------        --------------     --------------


COSTS AND EXPENSES:
     Lease operating                                22,875             28,109                46,503             61,916
     Production taxes                                3,794              3,617                 6,737              6,883
     Depreciation, depletion
          and amortization                          22,961             37,694                50,061             77,703
     General and administrative                     25,239             24,879                59,961             55,392
                                             --------------     --------------        --------------     --------------
                                                    74,869             94,299               163,262            201,894
                                             ==============     ==============        ==============     ==============
NET INCOME (LOSS)                         $         (1,620)   $        (2,321)     $        (26,124)  $        (10,490)
                                             ==============     ==============        ==============     ==============




Limited Partners' net income (loss)
     per unit                             $          (0.03)   $         (0.02)     $          (0.24)  $          (0.09)
                                             ==============     ==============        ==============     ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $       (26,124)      $        (10,490)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                                         50,061                77,703
          Change in gas imbalance receivable
               and deferred revenues                                                        (212)                  (266)
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable                        (4,652)               266,407
               (Increase) decrease in other current assets                                    --                 (7,439)
               Increase (decrease) in accounts payable                                   (60,926)               (60,209)
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                            (41,853)               265,706
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                                  (8,577)               (65,062)
     Proceeds from sales of oil and gas properties                                        70,114                259,187
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                             61,537                194,125
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                      (71,241)              (195,019)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (51,557)               264,812
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         496,281                321,450
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       444,724      $         586,262
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

(5)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner has either replaced or updated mission critical systems and expects to complete testing during the third quarter of 1999 and continue remedial actions as needed.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed during the third quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(41,853) and $265,706 for the six months ended June 30, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $70,114 and $259,187 for the six months ended June 30, 1999 and 1998, respectively. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $71,241 and $195,019 for the six months ended June 30, 1999 and 1998, respectively.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1999 (current quarter) when compared to the quarter ended June 30, 1998 (corresponding quarter), and for the six months ended June 30, 1999 (current period), when compared to the six months ended June 30, 1998 (corresponding period).

Three Months Ended June 30, 1999 and 1998

      Oil and gas sales declined $15,076 or 18 percent in the second quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased oil and gas production. Current quarter oil and gas production declined 47 percent and 28 percent, respectively, when compared to second quarter 1998 production volumes. The partnership's sale of several properties in 1998 and the first six months of 1999 had an impact on the partnership's production decline. Oil prices increased 52 percent or $4.96/BBL to an average of $14.48/BBL and gas prices increased 12 percent or $.26/MCF to an average of $2.48/MCF for the quarter.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 26 percent in the second quarter of 1999 compared to the second quarter of 1998 while total production costs decreased 16 percent, relating to the property sales in 1998 and 1999.

      Associated depreciation expense decreased 39 percent or $14,733 in 1999 compared to second quarter 1998, also related to the decline in production volumes.

Six Months Ended June 30, 1999 and 1998

      Oil and gas sales declined $49,898 or 28 percent in the first six months of 1999 when compared to the corresponding period in 1998, primarily due to decreased oil and gas production. Current period oil and gas production declined 39 percent and 29 percent, respectively, when compared to the same period in 1998. The partnership's sale of several properties in 1998 and the first six months of 1999 had an impact on the partnership's production decline. Oil prices increased 30 percent or $2.95/BBL to an average of $12.68/BBL and gas prices increased 3 percent or $.07/MCF to an average of $2.12/MCF for the current period.

      Corresponding production costs per equivalent MCF increased 13 percent in the first six months of 1999 compared to the corresponding period in 1998 while total production costs decreased 23 percent, relating to the property sales in 1998 and 1999.

      Associated depreciation expense decreased 36 percent or $27,642 in 1999 compared to the first six months of 1998, also related to the decline in production volumes.

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


Date:     August 4, 1999     By:        /s/ John R. Alden
          --------------                ---------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     August 4, 1999     By:        /s/ Alton D. Heckaman, Jr.
          --------------                ---------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer