Form 10-K
period 1999-12-31
SWIFT ENERGY INCOME PARTNERS 1987-D LTD
filed 2000-03-28
CIK 832872

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                                                  OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                           ----------    ----------


                         Commission File number 0-17720

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                    (Exact name of registrant as specified in its Certificate of Limited Partnership)

         TEXAS                                  76-0238818
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

Yes   X   No
    -----    -----

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

                       Documents Incorporated by Reference

Document                                        Incorporated as to

    Registration Statement No. 33-11773             Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.

ITEM NO.                                             PART I                       PAGE
--------                                             ------                       ----
   1                       Business                                                 I-1
   2                       Properties                                               I-4
   3                       Legal Proceedings                                        I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                       I-7


                                                     PART II
                                                     -------
   5                       Market Price of and Distributions on the
                             Registrant's Units and Related Limited
                             Partner Matters                                       II-1
   6                       Selected Financial Data                                 II-2
   7                       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations         II-2
   8                       Financial Statements and Supplementary Data             II-4
   9                       Disagreements on Accounting and Financial
                             Disclosure                                            II-4


                                                     PART III
                                                     --------
  10                       Directors and Executive Officers of the
                             Registrant                                           III-1
  11                       Executive Compensation                                 III-2
  12                       Security Ownership of Certain Beneficial
                             Owners and Management                                III-2
  13                       Certain Relationships and Related Transactions         III-2


                                                     PART IV
                                                     -------
  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                               IV-1


                                                     OTHER
                                                     -----
                           Signatures

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

         At December 31, 1999, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.

Item 2.  Properties

         As of December 31, 1999, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. Approximately 83% of the Partnership's value is from the AWP Field in McMullen County, Texas (Bracken acquisition). The wells produce from the Olmos formation.

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

                                                  Net Production
                                       --------------------------------
                                               For the Years Ended
                                                   December 31,
                                       --------------------------------
                                         1999        1998        1997
                                       -------     -------      -------
Net Volumes (Equivalent MCFs)          111,136     160,314      261,087

Average Sales Price
   per Equivalent MCF                   $2.62       $1.94        $2.83

Average Production Cost
   per Equivalent MCF
   (includes production taxes)          $1.01       $0.82        $1.00

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.

Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    --------------------------------------------------------------------------------
                                            1999                          1998                        1997
                                    ----------------------      -----------------------      -----------------------
                                                   Natural                     Natural                     Natural
                                      Oil           Gas           Oil           Gas            Oil           Gas
                                    --------       -------      --------      --------       --------      --------
                                      (BBLS)       (MMCF)        (BBLS)        (MMCF)        (BBLS)         (MMCF)
Proved developed
   reserves at end of year            23,488           677        27,146            793        37,103          1,121
                                    ========       =======      ========      =========      ========      =========
Proved reserves
   Balance at beginning
     of year                          44,176           906        56,967          1,327        78,791          2,552

   Extensions, discoveries
     and other additions                  --            --            --             --            --             --

   Revisions of previous
     estimates                         4,859            34        (5,783)          (134)       (4,794)           (37)

   Sales of minerals in
     place                            (4,626)          (65)          (32)          (169)       (8,318)          (979)

   Production                         (3,891)          (88)       (6,976)          (118)       (8,712)          (209)
                                    --------        -------       -------      ---------      --------      ---------

   Balance at end of year             40,518           787        44,176            906        56,967          1,327

                                    ========       =======      ========      =========      ========      =========

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

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.

         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1999:

                                    Reserves
                                December 31, 1999
                              ---------------------
                                                             Natural          Wells
                                                  Oil          Gas      ---------------------
Acquisition                 State(s)            (BBLS)       (MMCF)      Gross         Net
----------                  ---------          --------      ------     -------      --------
McClure, Rowe and
   Benson                  OK                        --          51           1         0.125
Bracken                    TX                    34,722         619          45         1.820
Potter                     AR, LA, MS,
                           NM, OK, TX               749         117         187         4.371
Norcen Explorer            WY                     5,047          --          29         0.248
                                               --------      ------     -------      --------
                                                 40,518         787         262         6.564
                                               ========      ======     =======      ========

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 1,027 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1998 and 1999, the Partnership distributed a total of $260,600 and $163,000, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1999, 1998, 1997, 1996, and 1995, should be read in conjunction with the financial statements included in Item 8:

                               1999               1998               1997              1996             1995
                           -------------      -------------      --------------    -------------     --------------
Revenues                   $     312,811      $     348,305      $      896,968    $   1,078,375     $     924,643
Income (Loss)              $       8,168      $    (343,519)     $      212,198    $      77,449     $     (69,652)
Total Assets               $   1,182,030      $   1,433,918      $    2,087,397    $   2,392,158     $   2,812,448
Cash Distributions         $     170,500      $     301,253      $      340,865    $     277,875     $     250,522
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Limited Partners' Net
  Income (Loss) Per Unit   $         .09      $       (1.99)     $         1.70    $         .70     $        (.40)
Limited Partners' Cash
  Distributions Per Unit   $        1.42      $        2.28      $         2.57    $        2.05     $        1.95

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

      Net cash provided by operating activities totaled $21,349, $395,535 and $171,612 in 1999, 1998 and 1997, respectively. In 1999, cash provided by operating activities was effected by an increase in oil and gas receivable, a decrease in accounts payable, and a decrease in the Partnership's production. Cash provided by property sale proceeds totaled $70,114, $162,791 and $522,535 in 1999, 1998 and 1997, respectively. Capital expenditures totaled $26,987, $82,242 and $33,727 in 1999, 1998 and 1997, respectively. Cash distributions totaled $170,500, $301,253 and $340,865 in 1999, 1998 and 1997, respectively. In
1999, cash distributions were effected by production declines from the Partnership's depleting property interests, property sales and low oil and gas prices received during the first part of this year.

      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. Subject to 2000 market conditions remaining comparable with 1999, the Managing General Partner anticipates an increase in liquidity provided that certain development work scheduled in 2000 is completed successfully. The Partnership plans to spend in the next two years an estimated $141,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.

Results of Operations

         Oil and gas sales declined $26,243 or 8 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 31 percent as oil and gas production declined 44 percent and 26 percent, respectively, when compared to 1998. Production declines were a result of the accelerated depletion of the Partnership's mature wells and the Partnership's property sales. Oil prices increased 95 percent or $8.43/BBL to an average of $17.32/BBL and gas prices increased 21 percent or $0.44/MCF to an average of $2.54/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF increased 23 percent in 1999 compared to 1998, and total production costs decreased 15 percent in 1999, due to production declines.

         Total depreciation expense for 1999 decreased 80 percent or $359,787 when compared to 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total depreciation expense. Normal depreciation expense decreased 39 percent or $58,218 in 1999 compared to 1998, related to the decline in production volumes.

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

         The Partnership recorded an additional provision in depreciation, depletion and amortization in 1998 of $301, 569, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value paid for oil and gas properties resulting in a full cost ceiling impairment.

         During 2000, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1999 Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 2000, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                        Position(s) with
         Name               Age                     Swift and Other Companies
         ----               ---                     -------------------------
                                        DIRECTORS
                                        ---------
A. Earl Swift               66                 Chief Executive Officer and
                                               Chairman of the Board

Virgil N. Swift             71                 Executive Vice President - Business
                                               Development, Vice Chairman of the Board

G. Robert Evans             68                 Director of Swift; Chairman of the Board,
                                               Material Sciences Corporation;
                                               Director, Consolidated Freightways, Inc.,
                                               Fibreboard Corporation, Elco Industries, and
                                               Old Second Bancorp

Raymond O. Loen             75                 Director of Swift; President, R. O. Loen
                                               Company

Henry C. Montgomery         64                 Director of Swift; Chairman of the Board,
                                               Montgomery Financial Services Corporation;
                                               Director, Southwall Technology Corporation

Clyde W. Smith, Jr.         51                 Director of Swift; President, Somerset
                                               Properties, Inc.

Harold J. Withrow           72                 Director of Swift

                                        EXECUTIVE OFFICERS
                                        ------------------

Terry E. Swift              44                 President

Joe A. D'Amico              51                 Chief Operating Officer

John R. Alden               54                 Senior Vice President - Finance,
                                               Chief Financial Officer and Secretary

Bruce H. Vincent            52                 Senior Vice President - Funds Management

James M. Kitterman          55                 Senior Vice President - Operations

Alton D. Heckaman, Jr.      42                 Vice President - Finance and Controller

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 13,589 Limited Partnership Units, which is 11.86 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnership interests in the Partnership.

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

                                     III-2

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                                 PAGE NO.
               --------------------                                                 --------
               Report of Independent Public Accountants                               IV-2

               Balance Sheets as of December 31, 1999 and 1998                        IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                                    IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                                    IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                                    IV-6

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Income Partners 1987-D, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1987-D, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1987-D, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                                ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                              1999                 1998
                                                                         ---------------       --------------
          ASSETS:

          Current Assets:
               Cash and cash equivalents                                 $       390,257       $      496,281
               Oil and gas sales receivable                                       63,951               74,614
                                                                         ---------------       --------------
                    Total Current Assets                                         454,208              570,895
                                                                         ---------------       --------------

          Gas Imbalance Receivable                                                 4,339                4,388
                                                                         ---------------       --------------

          Oil and Gas Properties, using full cost
               accounting                                                     10,264,105           10,307,232
          Less-Accumulated depreciation, depletion
               and amortization                                               (9,540,622)          (9,448,597)
                                                                         ---------------       --------------
                                                                                 723,483              858,635
                                                                         ---------------       --------------
                                                                         $     1,182,030       $    1,433,918
                                                                         ===============       ==============


          LIABILITIES AND PARTNERS' CAPITAL:

          Current Liabilities:
               Accounts Payable                                          $        14,399       $      103,690
                                                                         ---------------       --------------

          Deferred Revenues                                                       17,655               17,920

          Limited Partners' Capital (114,492 Limited Partnership
                                      Units; $100 per unit)                    1,149,916            1,308,241
          General Partners' Capital                                                   60                4,067
                                                                         ---------------       --------------
                    Total Partners' Capital                                    1,149,976            1,312,308
                                                                         ---------------       --------------
                                                                         $     1,182,030       $    1,433,918
                                                                         ===============       ==============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           1999               1998               1997
                                                       --------------     --------------     --------------
          REVENUES:
               Oil and gas sales                       $      292,287     $      318,530     $      822,098
               Interest income                                 20,524             26,066             69,138
               Other                                               --              3,709              5,732
                                                       --------------     --------------     --------------
                                                              312,811            348,305            896,968
                                                       --------------     --------------     --------------


          COSTS AND EXPENSES:

               Lease operating                                 96,893            118,018            218,867
               Production taxes                                15,532             13,701             41,864
               Depreciation, depletion
                    and amortization -
                       Normal                                  92,025            150,243            263,412
                       Additional                                  --            301,569                 --
               General and administrative                     100,193            108,293            159,969
               Interest expense                                    --                 --                658
                                                       --------------     --------------     --------------
                                                              304,643            691,824            684,770
                                                       --------------     --------------     --------------
          NET INCOME (LOSS)                            $        8,168     $     (343,519)    $      212,198
                                                       ==============     ==============     ==============





                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                        Limited             General           Combining
                                        Partners            Partners          Adjustment           Total
                                     --------------     ---------------    ---------------    ---------------
    Balance,
        December 31, 1996            $    1,902,256     $        53,289    $       130,202    $     2,085,747

    Income (Loss)                          1 94,227              36,981            (19,010)           212,198

    Cash Distributions                     (294,800)            (46,065)                --           (340,865)
                                     --------------     ---------------    ---------------    ---------------

    Balance,
        December 31, 1997                 1,801,683              44,205            111,192          1,957,080
                                     --------------     ---------------    ---------------    ---------------

    Income (Loss)                          (227,935)                515           (116,099)          (343,519)

    Cash Distributions                     (260,600)            (40,653)                --           (301,253)
                                     --------------     ---------------    ---------------    ---------------

    Balance,
        December 31, 1998                 1,313,148               4,067             (4,907)         1,312,308
                                     --------------     ---------------    ---------------    ---------------

    Income (Loss)                            10,689               3,493             (6,014)             8,168

    Cash Distributions                     (163,000)             (7,500)                --           (170,500)
                                     --------------     ---------------    ---------------    ---------------

    Balance,
        December 31, 1999            $    1,160,837     $            60    $       (10,921)   $     1,149,976
                                     ==============     ===============    ===============    ===============


    Limited Partners' net income (loss)
        per unit

        1997                         $         1.70
                                     ==============

        1998                         $        (1.99)
                                     ==============

        1999                         $         0.09
                                     ==============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                 1999              1998             1997
                                                                             -------------     -------------    -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Income (loss)                                                          $       8,168     $    (343,519)   $     212,198
      Adjustments to reconcile income (loss) to
           net cash provided by operations:
           Depreciation, depletion and amortization                                 92,025           451,812          263,412
           Change in gas imbalance receivable
                and deferred revenues                                                 (216)           (2,088)           2,394
           Change in assets and liabilities:
                (Increase) decrease in oil and gas sales receivable                 10,663           296,755         (129,004)
                Increase (decrease) in accounts payable                            (89,291)           (7,425)        (177,388)
                                                                             -------------     -------------    -------------
              Net cash provided by (used in) operating activities                   21,349           395,535          171,612
                                                                             -------------     -------------    -------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to oil and gas properties                                          (26,987)          (82,242)         (33,727)
      Proceeds from sales of oil and gas properties                                 70,114           162,791          522,535
                                                                             -------------     -------------    -------------
           Net cash provided by (used in) investing activities                      43,127            80,549          488,808
                                                                             -------------     -------------    -------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                              (170,500)         (301,253)        (340,865)
                                                                             -------------     -------------    -------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (106,024)          174,831          319,555
                                                                             -------------     -------------    -------------
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   496,281           321,450            1,895
                                                                             -------------     -------------    -------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $     390,257     $     496,281    $     321,450
                                                                             =============     =============    =============

  Supplemental disclosure of cash flow information:
      Cash paid during the year for interest                              $            --   $            --     $         658
                                                                             =============     =============    =============



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

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout had not occurred as of December 31, 1999.

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

Oil and Gas Revenues --

         Oil and gas revenues are reported using the entitlement method in which the Partnership recognizes its interest in oil and natural gas production as revenue.

Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1999, 1998 and 1997.

         Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                                Year Ended December 31,
                                       -----------------------------------
                                        1999           1998         1997
                                       -------       --------     --------
         Acquisition of
           proved properties           $    --       $     --     $     --

         Development                    26,987         82,242       33,727
                                       -------       --------     --------
                                       $26,987       $ 82,242     $ 33,727
                                       =======       ========     ========

         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

                                      IV8

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         During 1998, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in additional provisions for depreciation, depletion and amortization of $301,569. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1998, resulting in valuation allowances of $199,517. This amount is included in the income (loss) attributable to the limited partners shown in the statement of partners' capital together with a "combining adjustment" for the difference between the limited partners' valuation allowances and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An  affiliate  of the  Special  General  Partner,  as  Dealer  Manager,
received   $286,231  for  managing  and   overseeing  the  offering  of  limited
partnership units.

         A one-time management fee of $286,231 was paid to Swift in 1988 for services performed for the Partnership. During 1999, 1998 and 1997, the Partnership paid Swift $51,614, $70,470 and $116,603, respectively, as general and administrative overhead allowances.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $100,914, $152,868 and $509,875, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                               SWIFT ENERGY INCOME
                                               PARTNERS 1987-D, LTD.
                                               (Registrant)

                                      By:      SWIFT ENERGY COMPANY
                                                General Partner

Date:      March 10, 2000             By:      s/b A. Earl Swift
         ------------------                    -------------------------------
                                               A. Earl Swift
                                               Chief Executive Officer

Date:      March 10, 2000             By:      s/b John R. Alden
         ------------------                    -------------------------------
                                               John R. Alden
                                               Principal Financial Officer

Date:      March 10, 2000             By:      s/b Alton D. Heckaman, Jr.
         ------------------                    -------------------------------
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

                                                SWIFT ENERGY INCOME
                                                PARTNERS 1987-D, LTD.
                                                (Registrant)

                                       By:      SWIFT ENERGY COMPANY
                                                 General Partner

Date:      March 10, 2000              By:      s/b A. Earl Swift
         -------------------                    ------------------------------
                                                A. Earl Swift
                                                Director and Principal
                                                Executive Officer

Date:      March 10, 2000              By:      s/b Virgil N. Swift
         -------------------                    ------------------------------
                                                Virgil N. Swift
                                                Director and Executive
                                                Vice President - Business
                                                Development

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD

                                   SIGNATURES




Date:      March 10, 2000              By:      s/b G. Robert Evan
         -------------------                    ------------------------------
                                                G. Robert Evans
                                                Director

Date:      March 10, 2000              By:      s/b Raymond O. Loen
         -------------------                    ------------------------------
                                                Raymond O. Loen
                                                Director

Date:      March 10, 2000              By:      s/b Henry C. Montgomery
         -------------------                    ------------------------------
                                                Henry C. Montgomery
                                                Director

Date:      March 10, 2000              By:      s/b Clyde W. Smith, Jr.
         -------------------                    ------------------------------
                                                Clyde W. Smith, Jr.
                                                Director

Date:      March 10, 2000              By:      s/b Harold J. Withrow
         -------------------                    ------------------------------
                                                Harold J. Withrow
                                                Director