Form 10-Q
period 2000-03-31
SWIFT ENERGY INCOME PARTNERS 1987-D LTD
filed 2000-05-12
CIK 832872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to
                                          -------------     ------------

                         Commission File number 0-17720

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
             (Exact name of registrant as specified in its charter)

            Texas                                  76-0238818
(State or other jurisdiction           (I.R.S. Employer Identification No.)
      of organization)


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

Yes  X      No
   ------     --------

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                PAGE

      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 2000 and December 31, 1999                           3

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999              4

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999              5

            Notes to Financial Statements                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial

                     Condition and Results of Operations                         7

PART II.    OTHER INFORMATION                                                    9


SIGNATURES                                                                      10

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                                 BALANCE SHEETS

                                                                    March 31,           December 31,
                                                                      2000                  1999
                                                                 --------------       ----------------
                                                                  (Unaudited)

ASSETS:
Current Assets:
     Cash and cash equivalents                                   $      382,316       $        390,257
     Oil and gas sales receivable                                        69,104                 63,951
                                                                 --------------       ----------------
          Total Current Assets                                          451,420                454,208
                                                                 --------------       ----------------

Gas Imbalance Receivable                                                  4,339                  4,339
                                                                 --------------       ----------------

Oil and Gas Properties, using full cost
     accounting                                                      10,274,582             10,264,105
Less-Accumulated depreciation, depletion
     and amortization                                                (9,566,012)            (9,540,622)
                                                                 --------------       ----------------
                                                                        708,570                723,483
                                                                 --------------       ----------------
                                                                 $    1,164,329       $      1,182,030
                                                                 ==============       ================


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                            $       16,480       $         14,399
                                                                 --------------       ----------------

Deferred Revenues                                                       17,655                  17,655

Limited Partners' Capital (114,492 Limited Partnership
                            Units; $100 per unit)                     1,128,096              1,149,916
General Partners' Capital                                                 2,098                     60
                                                                 --------------       ----------------
          Total Partners' Capital                                     1,130,194              1,149,976
                                                                 --------------       ----------------
                                                                 $     ,164,329       $      1,182,030
                                                                 ==============       ================



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                        ---------------------------------
                                                            2000               1999
                                                        --------------     --------------
    REVENUES:
        Oil and gas sales                               $      111,451     $       58,426
        Interest income                                          4,858              5,463
                                                        --------------     --------------
                                                               116,309             63,889
                                                        --------------     --------------


    COSTS AND EXPENSES:

        Lease operating                                         21,043             23,628
        Production taxes                                         4,759              2,943
        Depreciation, depletion
             and amortization                                   25,390             27,100
        General and administrative                              30,085             34,722
                                                        --------------     --------------
                                                                81,277             88,393
                                                        --------------     --------------
     NET INCOME (LOSS)                                  $       35,032     $      (24,504)
                                                        ==============     ==============




    Limited Partners' net income (loss)

        per unit                                        $         0.26     $        (0.21)
                                                        ==============     ==============





                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                     -------------------------------------
                                                                                          2000                  1999
                                                                                     ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                                   $        35,032       $       (24,504)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                                            25,390                27,100
          Change in gas imbalance receivable
               and deferred revenues                                                              --                  (212)
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable                            (5,153)              (52,682)
               Increase (decrease) in accounts payable                                         2,081               (46,605)
                                                                                     ---------------       ---------------
          Net cash provided by (used in) operating activities                                 57,350               (96,903)
                                                                                     ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to oil and gas properties                                                     (10,477)               (2,204)
     Proceeds from sales of oil and gas properties                                                --                48,034
                                                                                     ---------------       ---------------
          Net cash provided by (used in) investing activities                                (10,477)               45,830
                                                                                     ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Cash Distributions to partners                                                          (54,814)              (36,941)
                                                                                     ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (7,941)              (88,014)
                                                                                     ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             390,257               496,281
                                                                                     ---------------       ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $       382,316       $       408,267
                                                                                     ===============       ===============







                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

                  During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In May 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

Liquidation

      During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In May 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

Liquidity and Capital Resources

     Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

     Net cash provided by (used in) operating activities totaled $57,350 and $(96,903) for the three months ended March 31, 2000 and 1999, respectively. Cash provided by property sales proceeds totaled $48,034 for the three months ended March 31, 1999. Cash distributions totaled $54,814 and $36,941 for the three months ended March 31, 2000 and 1999, respectively.

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

Results of Operations

      Oil and gas sales increased $53,025 or 91 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999. Increased oil and gas prices had a significant impact on Partnership performance. Oil prices increased 124 percent or $13.60/BBL to an average of $24.55/BBL and gas prices increased 86 percent or $1.57/MCF to an average of $3.39/MCF for the quarter. Current quarter production volumes decreased 3 percent as oil production increased 30 percent and gas production declined 12 percent when compared to first quarter 1999 production volumes.

                    SWIFT ENERGY INCOME PARTNERS 1987-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF remained flat in the first quarter of 2000 compared to the first quarter of 1999 and total production costs decreased 3 percent.

      Associated depreciation expense decreased 6 percent or $1,710 in 2000 compared to first quarter 1999.

      During 2000, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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

                                     SWIFT ENERGY INCOME
                                     PARTNERS 1987-D, LTD.
                                     (Registrant)

                                By:  SWIFT ENERGY COMPANY
                                     Managing General Partner

Date:     May 8, 2000           By:  /s/ John R. Alden
          ------------             ------------------------------------
                                     John R. Alden
                                     Senior Vice President, Secretary
                                     and Principal Financial Officer

Date:     May 8, 2000           By:  /s/ Alton D. Heckaman, Jr.
          ------------             ------------------------------------
                                     Alton D. Heckaman, Jr.
                                     Vice President, Controller
                                     and Principal Accounting Officer